Form 10-K
period 2006-12-31
Merrill Lynch Mortgage Investors Trust, Series 2006-FF1
filed 2007-03-30
CIK 1379644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from ________to _______

Commission file number of issuing entity: 333-130545-38

MERRILL LYNCH MORTGAGE INVESTORS TRUST, SERIES 2006-FF1
(Exact name of issuing entity as specified in its charter)

Commission file number of depositor: 333-130545

Merrill Lynch Mortgage Investors, Inc.
(Exact name of registrant/depositor as specified in its charter)

Merrill Lynch Mortgage Lending Inc.
(Exact name of sponsor as specified in its charter)

Delaware	13-3416059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 Vesey Street, 4 World Financial Center, 10th Floor, New York, NY 10080
(Address of principal executive offices)

212-449-0357
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes  ☒ No

State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Business.
Omitted.

Item 1A. Risk Factors.
Omitted.

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Omitted.

Item 3. Legal Proceedings.
Omitted.

Item 4. Submission of Matters to a Vote of Security Holders.
Omitted.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.

Item 6. Selected Financial Data.
Omitted.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Omitted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Omitted.

Item 8. Financial Statements and Supplementary Data.
Omitted.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.

Item 9A. Controls and Procedures.
Omitted.

Item 9A(T). Controls and Procedures.
Omitted.

Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Omitted.

Item 11. Executive Compensation.
Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.

Item 13. Certain Relationships and Related Transactions, and Director Independences.
Omitted.

Item 14. Principal Accounting Fees and Services.
Omitted.

Item 1112(b) of Regulation AB. Significant Obligors Financial Information.
Not Applicable.

Item 1114(b)(2) and 1115(b) of Regulation AB. Significant Enhancement Provider Financial Information.
Not Applicable.

Item 1117 of Regulation AB. Legal Proceedings.
The registrant knows of no material pending legal proceedings involving the Trust and all parties related to such Trust, other than routine litigation incidental to the duties of those respective parties.

Item 1119 of Regulation AB. Affiliations and Certain Relationships and Related Transactions.
Merrill Lynch Mortgage Investors, Inc., Merrill Lynch Mortgage Lending, Inc., Merrill Lynch Pierce, Fenner & Smith Incorporated and First Franklin Financial are all affiliates. The affiliations between the Merrill Lynch entities have been provided previously in a prospectus timely filed pursuant to Rule 424 promulgated under the Securities Act of 1933, under the same Central Index Key (CIK) code as this annual report on Form 10-K. No material changes to such information have occurred since the initial Rule 424 filing.

Merrill Lynch Bank & Trust Co., FSB acquired First Franklin Financial, Home Loan Services, Inc., and the affiliated business unit NationPoint on December 30, 2006. Simultaneously with the closing of such acquisition, the non-conforming mortgage loan origination business formerly maintained in its First Franklin division was transferred by National City Bank to First Franklin Financial. Therefore, as of such date, the non-conforming mortgage loan origination business of First Franklin and First Franklin Financial was acquired by Merrill Lynch Bank & Trust Co., FSB.

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.
The assessment of compliance of Home Loan Services, Inc. (“HLS”) has disclosed instances of material noncompliance with respect to criteria 1122(d)(1)(i), 1122(d)(4)(x)(A) and 1122(d)(4)(x)(C). As such assessment states, (i) HLS had not instituted policies to monitor performance or other triggers in accordance with the transaction agreements, although daily delinquency and status pool reports exist but were not utilized to calculate the triggers; (ii) of a sample of 60 loans with escrow accounts, 5 such accounts were not analyzed within a 12 month period; and (iii) of a sample of 60 loans with escrow accounts, some escrow funds were not returned within 30 days after payoff for 2 loans.

The assessment of compliance of First American Real Estate Solutions of Texas, L.P. (“First American”) has disclosed an instance of material noncompliance with criterion 1122(d)(2)(vii)(B). First American did not prepare reconciliations for all asset-backed securities related bank accounts within 30 calendar days after the bank statement cut-off date or such number of days specified in the transaction agreements.

See Item 15, exhibits (33) and (34).

Item 1123 of Regulation AB. Servicer Compliance Statement.
See Item 15, exhibit (35).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:
    (1) Not Applicable
    (2) Not Applicable
    (3)

Exhibit Number	Description
4.1	Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on 2007-01-11)
10.1	Mortgage Purchase Agreement (filed as an exhibit to Form 8-K on 2007-01-11)
31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Home Loan Services, Inc. formerly known as National City Home Loan Services, Inc., as Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Assurant Specialty Properties, as Servicing Function Participant
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, First American R.E. Tax Service, as Servicing Function Participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Home Loan Services, Inc. formerly known as National Home Loan Services, Inc., as Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant Specialty Properties, as Servicing Function Participant
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, First American R.E. Tax Service, as Servicing Function Participant
35(a)	Servicer Compliance Statement, Home Loan Services, Inc. formerly known as National City Home Loan Services, Inc., as Servicer
35(b)	Servicer Compliance Statement, LaSalle Bank National Association, as Trustee

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K:
   (31) Rule 13a-14(d)/15d-14(d) Certifications.
   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities:
Home Loan Services, Inc. formerly known as National City Home Loan Services, Inc., as Servicer
LaSalle Bank National Association, as Trustee
Assurant Specialty Properties, as Servicing Function Participant
First American R.E. Tax Service, as Servicing Function Participant

    (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities:
Home Loan Services, Inc. formerly known as National City Home Loan Services, Inc., as Servicer
LaSalle Bank National Association, as Trustee
Assurant Specialty Properties, as Servicing Function Participant
First American R.E. Tax Service, as Servicing Function Participant

    (35) Servicer Compliance Statements:
Home Loan Services, Inc. formerly known as National City Home Loan Services, Inc., as Servicer
LaSalle Bank National Association, as Trustee

(c) Not Applicable.

SIGNATURES

Home Loan Services, Inc. formerly known as National City Home Loan Services, Inc., as Servicer

March 28, 2007	/s/ Steven A. Baranet
By: Steven A. Baranet
Title: Vice President
(Senior Officer in charge of the servicing function of the servicer)

EXHIBIT INDEX

Exhibit Number	Description
4.1	Pooling and Servicing Agreement (filed as an exhibit to Form 8-K on 2007-01-11)
10.1	Mortgage Purchase Agreement (filed as an exhibit to Form 8-K on 2007-01-11)
31	Sarbanes-Oxley Certification
33(a)	Report on assessment of compliance with servicing criteria for asset-backed securities, Home Loan Services, Inc. formerly known as National City Home Loan Services, Inc., as Servicer
33(b)	Report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
33(c)	Report on assessment of compliance with servicing criteria for asset-backed securities, Assurant Specialty Properties, as Servicing Function Participant
33(d)	Report on assessment of compliance with servicing criteria for asset-backed securities, First American R.E. Tax Service, as Servicing Function Participant
34(a)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Home Loan Services, Inc. formerly known as National Home Loan Services, Inc., as Servicer
34(b)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, LaSalle Bank National Association, as Trustee
34(c)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, Assurant Specialty Properties, as Servicing Function Participant
34(d)	Attestation report on assessment of compliance with servicing criteria for asset-backed securities, First American R.E. Tax Service, as Servicing Function Participant
35(a)	Servicer Compliance Statement, Home Loan Services, Inc. formerly known as National City Home Loan Services, Inc., as Servicer
35(b)	Servicer Compliance Statement, LaSalle Bank National Association, as Trustee